Form 10-Q
period 2009-04-30
Pier Acquisition II, Inc.
filed 2009-06-10
CIK 1453860

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,500,000 shares of common stock, par value $.0001 per share, outstanding as of June 10, 2009.

PIER ACQUISITION II, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of April 30, 2009 (Unaudited) and October 31, 2008	2

	Statements of Operations (Unaudited) for the Three Months Ended April 30, 2009, for the Period from August 14, 2008 (Date of Inception) to April 30, 2009, and for the Cumulative Period from August 14, 2008 (Date of Inception) to April 30, 2009	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Period from August 14, 2008 (Date of Inception) to April 30, 2009	4

	Statements of Cash Flows (Unaudited) for the Period from August 14, 2008 (Date of Inception) to April 30, 2009 and for the Cumulative Period from August 14, 2008 (Date of Inception) to April 30, 2009	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended April 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 and all amendments as filed with the Securities and Exchange Commission for the period ended October 31, 2008.

PIER ACQUISITION II, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,637	$50,902
Subscription Receivables	-	2,250
Total current assets	$33,637	$53,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Advance from Stockholder	$100	$100
Accounts payable and accrued expenses	3,591	6,250
Accounts payable - related party	-	478
Total current liabilities	3,691	6,828

LONG TERM LIABILITIES:
Notes payable - Stockholders	69,751	69,751
Interest payable - Stockholders	4,162	1,308
Total long-term liabilities	73,913	71,059

TOTAL LIABILITIES	77,604	77,887

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,500,000 shares issued and outstanding, respectively	650	650
Additional paid-in capital	6,849	6,849
Deficit accumulated during development stage	(51,466)	(32,234)
Total stockholders' equity (deficit)	(43,967)	(24,735)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,637	$53,152

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period	Cumulative
	For the		From August 14, 2008	From August 14, 2008
	Three Months Ended		(Date of Inception)	(Date of Inception)
	April 30, 2009		To April 30, 2009	To April 30, 2009
	(unaudited)		(unaudited)	(unaudited)

Net revenue	$-		$-	$-

Expenses	13,427		51,466	51,466

Net loss	$(13,427)		$(51,466)	$(51,466)

Net loss per common share - basic and diluted	$	*	$(.01)

Weighted average common equivalent shares outstanding - basic and diluted	6,500,000		6,500,000

* Less than $0.01

PIER ACQUISITION II, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM AUGUST 14, 2008 (DATE OF INCEPTION) TO APRIL 30, 2009

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)
Balance, August 14, 2008 (Inception)	-	$-	$-	$-	$-

Sale of common stock on September 5, 2008 for cash, @ $0.00076923 per share.	6,500,000	650	4,350	-	5,000

Sale of warrants with common stock on September 5, 2008 for cash, @ $0.00038462 per warrant.	-	-	2,499	-	2,499

Net loss	-	-	-	(32,234)	(32,234)

Balance, October 31, 2008	6,500,000	$650	$6,849	$(32,234)	$(24,735)

Net loss	-	-	-	(19,232)	(19,232)

Balance, April 30, 2009 (unaudited)	6,500,000	$650	$6,849	$(51,466)	$(43,967)

The accompanying notes are an integral part of these financial statements.

PIER ACQUISITION II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Period	Cumulative
	From August 14, 2008	From August 14, 2008
	(Date of Inception)	(Date of Inception)
	To April 30, 2009	To April 30, 2009
	(unaudited)	(unaudited)

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(51,466)	$(51,466)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accounts payable and accrued expense	3,591	3,591
Increase in interest payable - Stockholders	4,162	4,162
Net cash (used in) operating activities	(43,713)	(43,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	100	100
Notes payable - Stockholders	69,751	69,751
Sale of common stock	5,000	5,000
Sale of warrants	2,499	2,499
Net cash provided by financing activities	77,350	77,350

NET INCREASE IN CASH & CASH EQUIVALENTS	33,637	33,637

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$33,637	$33,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Pier Acquisition II, Inc.
(A Development Stage Company)
       Notes To Financial Statements
For The Period From August 14, 2008
      (Date of Inception) to April 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements have been prepared by Pier Acquisition II, Inc. (the “Company”), pursuant to the rules and regulations of the Securities Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The results for the period from August 14, 2008 (Date of Inception) to April 30, 2009, are not necessarily indicative of the results to be expected for the period from August 14, 2008 (Date of Inception) to July 31, 2009.

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
      (Date of Inception) to April 30, 2009

Concentrations of Credit Risk

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings per Common Share

Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At April 30, 2009, the only potential dilutive securities were 6,500,000 common stock warrants.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

Pier Acquisition II, Inc.
(A Development Stage Company)
Notes To Financial Statements
For The Period From August 14, 2008
(Date of Inception) to April 30, 2009

Warrants

The following summarizes the warrant activity from the period from August 14, 2008 (Date of Inception) to April 30, 2009:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Warrants	Exercise
	Warrants	Price	Exercisable	Price
Beginning balance	-	-	-	-
Granted	6,500,000	$0.0004
Forfeited	-	-
Exercised	-	-
Outstanding, April 30, 2009	6,500,000	$0.0004	6,500,000	$0.0004

At April 30, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Outstanding Warrants		Exercisable Warrants
Average		Average		Average
Exercise		Remaining		Remaining
Price	Warrants	Contractual Life	Warrants	Contractual Life
$0.0004	6,500,000	9.30	6,500,000	9.30

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period from August 14, 2008 (Date of Inception) through April 30, 2009, the Company paid to a shareholder $478 for business expenses.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - NOTES PAYABLE - STOCKHOLDERS

During August and September, the Company received into escrow an aggregate amount of $69,751 to pay for operating expenses.  On September 8, 2008, the advances were formalized as promissory notes, and have been presented as long-term liabilities in the financial statements.  The promissory notes are unsecured, and due on or before the earlier of (i) December 31, 2010 or (ii) the date that the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  The promissory notes accrue interest at 8.25% per annum.  The interest is due and payable at the maturity date.  For the period from August 14, 2008 through April 30, 2009, the Company accrued $4,162 of interest expense.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company had assets equal to $33,637, comprised exclusively of cash and cash equivalents.  This compares with assets of $53,152, comprised exclusively of cash or cash equivalents and subscription receivables, as of October 31, 2008. The Company’s total liabilities as of April 30, 2009 totaled $77,604, comprised of monies due to stockholders and accounts payable and accrued expenses.  This compares with total liabilities of $77,887, comprised of monies due to stockholders, accounts payable and accrued expenses, as of October 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from August 14, 2008 (Date of Inception) to April 30, 2009 and for the  cumulative period from August 14, 2008 (Date of Inception) to April 30, 2009:

	For the Period from August 14, 2008 (Date of Inception) to April 30, 2009	For the Cumulative Period from August 14, 2008 (Date of Inception) to April 30, 2009
Net Cash (Used in) Operating Activities	$(43,713)	$(43,713)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$77,350	$77,350
Net Increase in Cash and Cash Equivalents	$33,637	$33,637

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2008 (Date of Inception) to April 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended April 30, 2009, the Company had a net loss of $13,427, consisting of interest expense, legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Amendment No.1 and Amendment No. 2 to its Registration Statement on Form 10 in February and April of 2009 and Form 10-Q filed in March of 2009.

For the period from August 14, 2008 (Date of Inception) to April 30, 2009, the Company had a net loss of $51,466 comprised exclusively of interest expense, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2009, Amendment No.1 and Amendment No.2 to its Registration Statement on Form 10 in February and April of 2009, and the filing of its Form 10-Q for the quarter ended January 30, 2009 in March of 2009.

For the cumulative period from August 14, 2008 (Date of Inception) to April 30, 2009, the Company had a net loss of $51,466 comprised exclusively of interest expense, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2009, Amendment No.1 and Amendment No.2 to its Registration Statement on Form 10 in February and April of 2009, and the filing of its Form 10-Q for the quarter ended January 30, 2009 in March of 2009.

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

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

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

Dated: June 10, 2009	PIER ACQUISITION II, INC.

	By:	/s/ Philip Huml
Philip Huml
President and Director
Principal Executive Officer
Principal Financial Officer